Form 10-K/A
FINANCIAL ASSETS SEC CORP FIRST FRANK MORT LN TR 2002-FF1
filed 2003-07-24
CIK 1173898

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed Herewith.






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

  Dated: July 24, 2003

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


      Date: July 24, 2003


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

/s/ Robert Dubrish
Robert Dubrish, CEO

/s/ William O'Neill
William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199

  Ex-99.3 (a)





OFFICER'S CERTIFICATE
REGARDING ANNUAL STATEMENT OF COMPLIANCE

FIRST FRANKLIN MORTGAGE LOAN TRUST 2002-FF1
ASSET-BACKED CERTIFICATES, SERIES 2002-FF1

I, John Vella, hereby certify that I am a duly appointed Chief Servicing Officer of Option One Mortgage Corporation (the "Master Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of May 1, 2002 (the "Agreement"), among Financial Asset Securities Corp., as depositor, the Master Servicer, as master servicer and Wells Fargo Bank Minnesota, National Association, as trustee.

2. I have reviewed the activities of the Master Servicer during the preceding year and the Master Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreements.


Dated: June 18, 2003


IN WITNESS WHEREOF, the undersigned has executed this Certificate as of June 18, 2003.

By:  /s/ John Vella
Name: John Vella
Title: CSO

I, Rodney Smith, a (an) Assistant Secretary of the Master Servicer, hereby certify that John Vella is a duly elected, qualified, and acting Chief Servicing Officer of the Master Servicer and that the signature appearing above is his/her genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of June 18, 2003.


By: /s/ Rodney Smith
Name:
Title:





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